Form 10-K
period 2006-12-31
Capital Auto Receivables Asset Trust 2006-2; CAPITAL AUTO RECEIVABLES LLC
filed 2007-03-30
CIK 1382564, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file number of issuing entity: 333-105077-07
Commission file number of depositor: 333-105077
Capital Auto Receivables Asset Trust 2006-2
(Exact name of issuing entity as specified in its charter)
Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)
GMAC LLC
(Exact name of sponsor as specified in its charter)

DELAWARE	20-7158621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o GMAC LLC
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act: None
Securities required to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act)
☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Registrant does not have any voting stock.
Documents incorporated by reference. None

INDEX
Capital Auto Receivables Asset Trust 2006-2

Part I

Item 1.	Business	*

Item 1A.	Risk Factors	*

Item 1B.	Unresolved Staff Comments	2

Item 2.	Properties	*

Item 3.	Legal Proceedings	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters	*

Item 6.	Selected Financial Data	*

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 8.	Financial Statements and Supplementary Data	*

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	*

Item 9A.	Controls and Procedure	*

Item 9B.	Other Information	2

Part III

Item 10.	Directors and Executive Officers of the Registrant	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management	*

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits, Financial Statement Schedules	3
Section 302 Certification of Chief Executive Officer
Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC
Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A.
Registered Public Accounting Firm Attestation Report
Registered Public Accounting Firm Attestation Report
Servicer Compliance Statement of GMAC LLC
Aggregate Annual Servicing Report

* Item is omitted in accordance with General Instructions J to Form 10-K.

Part I
Item 1B. Unresolved Staff Comments
     Not Applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
     Not Applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.
Item 1117 of Regulation AB. Legal Proceedings.
There are no current legal proceedings pending, or to the best knowledge of management of such entity, threatened, against the Issuing Entity, the sponsor, the servicer or the depositor that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
Each of the owner trustee and the indenture trustee has represented to the Issuing Entity that it is not a party to any current legal proceedings, nor is its management aware of any legal proceedings threatened against it that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
Part II
Item 9B. Other Information
None
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of GMAC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
GMAC’s Report on Assessment and the related Attestation Report have identified two instances of material noncompliance with the servicing criteria applicable to GMAC. Specifically, certain changes with respect to the terms of an obligor’s pool asset were not approved by authorized personnel in accordance with GMAC’s policies and certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with GMAC’s policies. Processes have been implemented to ensure that changes with respect to the terms of an obligor’s pool asset or charge-offs on uncollectible accounts are approved by authorized personnel in accordance with the GMAC’s policies. Except for these instances, none of the Reports on Assessment nor the related Attestation Reports identified any material instances of noncompliance with the servicing criteria applicable to GMAC or the Indenture Trustee.
Item 1123 of Regulation AB. Servicer Compliance Statement.
GMAC has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. GMAC has provided a statement of compliance with the applicable servicing activities (the “Compliance Statement”), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits
•	Limited Liability Company Agreement of Capital Auto Receivables LLC entered into on October 20, 2006, as amended by Amendment No. 1 to Limited Liability Company Agreement, dated as of November 20, 2006.

•	Indenture between Capital Auto Receivables Asset Trust 2006-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of December 14, 2006.

•	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 14, 2006.

•	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of December 14, 2006.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2006.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2006.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 15, 2007 for the year ended December 31, 2006.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated March 1, 2007 for the year ended December 31, 2006.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2006.

•	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of December 14, 2006.

•	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of December 14, 2006.

•	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of December 14, 2006.

•	Schedule to the ISDA Master Agreement between the Issuing Entity and Barclays Bank PLC (the “Swap Counterparty”) dated as of December 14, 2006.

•	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of December 14, 2006.

•	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of December 14, 2006.

•	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of December 14, 2006.

•	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of December 14, 2006.

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2006-2

by: GMAC LLC

(Servicer, not in its individual capacity but
solely as Servicer on behalf of the Issuing Entity)

/s/ Mark E. Newman

(Mark E. Newman, Vice President and Chief
Financial Officer of GMAC LLC North American Operations)
Date: March 30, 2007

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Capital Auto Receivables LLC entered into on October 20, 2006, as amended by Amendment No. 1 to Limited Liability Company Agreement, dated as of November 20, 2006.	*

4.1	Indenture between Capital Auto Receivables Asset Trust 2006-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of December 14, 2006.	**

4.2	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of December 14, 2006.	**

4.3	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of December 14, 2006.	**

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2006.	Filed herewith.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2006.	Filed herewith.

34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 15, 2007 for the year ended December 31, 2006.	Filed herewith.

34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated March 1, 2007 for the year ended December 31, 2006.	Filed herewith.

35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2006.	Filed herewith.

99.1	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of December 14, 2006.	**

99.2	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of December 14, 2006.	**

99.3	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of December 14, 2006.	**

99.4	Schedule to the ISDA Master Agreement between the Issuing Entity and Barclays Bank PLC (the “Swap Counterparty”) dated as of December 14, 2006.	**

99.5	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of December 14, 2006.	**

99.6	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of December 14, 2006.	**

99.7	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of December 14, 2006.	**

99.8	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of December 14, 2006.	**

99.9	Aggregate Annual Servicing Report For Capital Auto Receivables Asset Trust 2006-2.	Filed herewith.

*	Incorporated by reference to Exhibit 3.1 to Capital Auto Receivables LLC’s Post-Effective Amendment No. 3 to Registration Statement on Form S-3 filed on December 4, 2006 (File No. 333-105077).

**	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on December 20, 2006 (File No. 333-105077-7).